Form 10-Q
period 2009-03-31
SAE ACQUISITIONS INC
filed 2009-05-20
CIK 1451049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended  March 31, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53513

SAE ACQUISITIONS, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-3746007 (I.R.S. Employer Identification No.)

1830 S. Ocean Drive., Suite 3003
Hallandale, FL 33009
(Address, including zip code, of principal executive offices)

(954) 369-5710
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,000 shares were issued and outstanding.

Table of Contents

SAE ACQUISITIONS, INC.

Part I. Financial Information

Item 1. Financial Statements

SAE ACQUISTIONS, INC.
BALANCE SHEETS
(un-audited)

	March 31,	December 31,
	2009	2008

Assets
Current Assets:
Cash and Cash Equivalents	$-
Marketable Securities	-

Total Current Assets	-

Goodwill	-

Total Assets	$-

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$15,000	15,000
Stockholder Loan	6,152	608
Total Liabilities	21,152	15,608

Stockholders’ Equity (Deficit):
Preferred Stock, 10,000,000 authorized, 0 issued @.0001
Common Stock , 100,000,000 authorized, 5,000,000, shares issued and outstanding @.0001	500	500

Additional Paid in Capital	2,500	2,500

Subscription Receivable	-
Deficit During the development stage	(24,152)	(18,608)
Total Stockholder’s Equity (Deficit)	(21,152)	(15,608)
Total Liabilities and Stockholders Equity	$-	-

The accompanying notes are an integral part of these financial statements.

SAE ACQUISTIONS,INC.
STATEMENT OF OPERATIONS
(un-audited)

	January 1-	Inception
	March 31,2009	October 29, 2008 to March 31, 2009

Revenues	$-

Expenses
Stock for Services	-
Professional Fees and Licensing costs	5,544	24,152

Total	5,544	24,152

Loss from Operations	(5,544)	(24,152)

Other Income (expense)	-

Net Profit (Loss)	$(5,544)	(24,152)

Profit (Loss) Per Share	$(0.00)

Weighted Average Shares Outstanding	5,000,000

The accompanying notes are an integral part of these financial statements.

SAE ACAUSITIONS,INC.
STATEMENT OF CASH FLOWS
(un-audited)

	Three Months Ended March 31, 2009		From Inception October 29, 2008 to March 31, 2009

Cash Flows from Operating Activities:
Net Profit (Loss) for Year		$(5,544)	(24,152)

Adjustments to reconcile net loss to
cash used by operating activities
Share issuance		-

Changes in Assets and Liabilities
Accounts Payable		-	15,000

Cash Provided (Used) By Operations		(5,544)	(9,152)
Net Cash Used by Investing Activities

Cash Provided by Investing Activities
Net Cash Provided by Financing Activities
Proceeds of Contribution		-	3,000
Shareholder Loan		5,544	6,152

Cash Used for Financing Activities		5,544	9,152

Increase (Decrease) in Cash
Cash-Beginning
Cash-End	$

Supplemental disclosures:
Income Taxes paid		$-
Interest Expense		$-

The accompanying notes are an integral part of these financial statements.

SAE ACQUISTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(un-audited)

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

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2009 the Company had operating losses, and no real business.  The continuation of the Company is dependent upon improved economic conditions, financial support, as well as becoming profitable.

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

NOTE3- STOCKHOLDER LOAN

The majority stockholder advance the Company $6,152. Terms are without interest payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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

FACILITIES

The Company neither rents nor owns any properties. The Company utilizes office space provided free of charge by Seth A. Elliott, our sole shareholder. The Company intends to maintain its offices at this address until the consummation of a Business Combination, if ever.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

The response to this item is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Item 4(T). Controls and Procedures

(a)	Evaluation of Disclosure and Procedures

Our management (sole officer and director (Mr. Elliot) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the Company's Chief Executive and Financial Officer (sole officer and director) concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of March 31, 2009, the end of first quarter. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any threatened or pending legal proceedings.

Item 1A Risk Factors

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SAE ACQUISITIONS, INC.
(Registrant)

Dated: May 20, 2009	By	/s/ Seth A. Elliott
Seth A. Elliott, President, Chief Executive Officer, Chief Financial Officer and Secretary