Form 10-Q
period 2009-06-30
SAE ACQUISITIONS INC
filed 2009-08-19
CIK 1451049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended  June 30, 2009
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,000 shares were issued and outstanding.

Table of Contents
SAE ACQUISITIONS, INC.

Part I. Financial Information
Item 1.            Financial Statements
SAE ACQUISITIONS, INC.
BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2009	2008

Assets
Current Assets:
Cash and Cash Equivalents	$-
Marketable Securities	-

Total Current Assets	-

Goodwill	-

Total Assets	$-

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$15,000	15,000
Stockholder Loan	7,071	608
Total Liabilities	22,071	15,608

Stockholders’ Equity (Deficit):
Preferred Stock, 10,000,000 authorized, 0 issued @.0001
Common Stock , 100,000,000 authorized, 5,000,000, shares issued and outstanding @.0001	500	500

Additional Paid in Capital	2,500	2,500

Subscription Receivable	-
Deficit During the development stage	(25,071)	(18,608)
Total Stockholder’s Equity (Deficit)	(22,071)	(15,608)
Total Liabilities and Stockholders Equity	$-	-

The accompanying notes are an integral part of these financial statements.

SAE ACQUISITIONS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	January 1- June 30, 2009	Inception October 29, 2008 to June 30,2009

Revenues	$-

Expenses
Stock for Services	-
Professional Fees and Licensing costs	6,463	25,071

Total	6,463	25,071

Loss from Operations	(6,463)	(25,071)

Other Income (expense)	-

Net Profit (Loss)	$(6,463)	(25,071)

Profit (Loss) Per Share	$(0.00)

Weighted Average Shares Outstanding	5,000,000

The accompanying notes are an integral part of these financial statements.

SAE ACQUISITIONS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009		From Inception October 29, 2008 to June 30, 2009

Cash Flows from Operating Activities:
Net Profit (Loss) for Year		$(6,463)	(25,071)

Adjustments to reconcile net loss to
cash used by operating activities
Share issuance		-

Changes in Assets and Liabilities
Accounts Payable		-	15,000

Cash Provided (Used) By Operations		(6,463)	(10,071)
Net Cash Used by Investing Activities

Cash Provided by Investing Activities
Net Cash Provided by Financing Activities
Proceeds of Contribution		-	3,000
Shareholder Loan		6,463	7,071

Cash Used for Financing Activities		6,463	10,071

Increase (Decrease) in Cash
Cash-Beginning
Cash-End	$

Supplemental disclosures:
Income Taxes paid		$-
Interest Expense		$-

The accompanying notes are an integral part of these financial statements.

SAE ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

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

NOTE3- STOCKHOLDER LOAN

The majority stockholder advance the Company $7,071. Terms are without interest payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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
Our management (sole officer and director (Mr. Elliot) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the Company's Chief Executive and Financial Officer (sole officer and director) concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of June 30, 2009, the end of second quarter. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SAE ACQUISITIONS, INC.

(Registrant)

Dated: August 19, 2009	By	/s/ Seth A. Elliott
Seth A. Elliott, President, Chief Executive Officer, Chief Financial Officer and Secretary